Form 10-Q
period 2014-03-31
CHANGING TECHNOLOGIES, INC.
filed 2014-04-23
CIK 1581378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of March 31, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Changing Technologies, Inc. a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Changing Technologies, Inc.

(A Development Stage Company)

Balance Sheets

	As of
	March 31,	June 30,
	2014	2013
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and cash equivalents	$11,940	$8,900
Total Current Assets	11,940	8,900

TOTAL ASSETS	$11,940	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$600	$2,000
Total Current Liabilities	600	2,000
Total Liabilities	600	2,000

Stockholders’ Equity
Common stock: 250,000,000 authorized; $0.0001 par value; 12,000,000 and 9,000,000 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	1,200	900
Additional paid in capital	37,800	8,100
Deficit accumulated during the development stage	(27,660)	(2,100)
Total Stockholders’ Equity	11,340	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,940	$8,900

See notes to unaudited financial statements

Changing Technologies, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

					June 18, 2013
	For the Three Months Ended		For the Nine Months Ended		(inception) to
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014

Revenues	$—	$—	$—	$—	$—

Operating Expenses
General and administrative	12,475	—	23,260	—	23,360
Professional	600	—	2,300	—	4,300
Total operating expenses	13,075	—	25,560	—	27,660

Net loss	$(13,075)	$—	$(25,560)	$—	$(27,660)

Basic and dilutive loss per share	$(0.00)	$—	$(0.00)	$—

Weighted average number of shares outstanding	12,000,000	—	10,489,473	—

See notes to unaudited financial statements

Changing Technologies, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2012	—	$—	$—	$—	$—

Stock issued for cash	9,000,000	900	8,100	—	9,000

Net loss	—	—	—	(2,100)	(2,100)

Balance, June 30, 2013	9,000,000	900	8,100	(2,100)	6,900

Stock issued for cash, November 1, 2013, at $.01	3,000,000	300	29,700	—	30,000

Net loss (unaudited)	—	—	—	(25,560)	(25,560)

Balance, March 31, 2014	12,000,000	$1,200	$37,800	$(27,660)	$11,340

See notes to unaudited financial statements

Changing Technologies, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

		June 18, 2013
	Nine Months	(inception)
	Ended	through
	March 31,	March 31,
	2014	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,560)	$(27,660)
Changes in operating assets and liabilities:
Accounts payable	(1,400)	600
Total adjustments	(1,400)	600
Net Cash (Used in) Provided By Operating Activities	(26,960)	(27,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	30,000	39,000
Net Cash (Used in) Provided by Financing Activities	30,000	39,000

Net increase (decrease) in cash and cash equivalents	3,040	11,940
Cash and cash equivalents, beginning of period	8,900	—
Cash and cash equivalents, end of period	$11,940	$11,940

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See notes to unaudited financial statements

CHANGING TECHNOLOGIES, INC.

(A Development Stage Corporation)

Notes to Financial Statements

(unaudited)

For the Period from June 18, 2013 (Date of Inception) through March 31, 2014

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2014, the Company had no operations. As of March 31, 2014, the Company has not emerged from the development stage. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2014. As of March 31, 2014, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the three months ended March 31, 2014 or for the period June 18, 2013 (date of inception) through March 31, 2014.

RECENTLY ACCOUNTING PRONOUNCEMENTS - Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

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

June 18, 2013
(Date of Inception)
through
March 31, 2014
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from June 18, 2013 (Date of Inception) through March 31, 2014.

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

In November 2013 the company sold 3,000,000 shares of common stock to a group of investor at $0.01 per share, for total proceeds of $30,000.

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

During the three months of the fiscal year 2014, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On July 29, 2013 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on September 12, 2013, and October 3, 2013 with the SEC.

The Company did not generate any revenue during the three or nine months ended March 31, 2014.

Total expenses the three (3) and nine (9) month periods ending March 31, 2014 were $13,075 and $25,259 resulting in an operating loss for the periods of $13,075 and $25,560, respectively. The basic net loss per share amounted to $.00 for the three (3) and nine (9) months ending March 31, 2014.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and six (6) months ending March 31, 2014.

Liquidity and Capital Resources

At March 31, 2014 we had working capital of $11,340, consisting of cash on hand of $11,940 as compared to working capital of $6,900 at June 30, 2013.

Net cash used in operating activities for the nine months ended March 31, 2014 was $26,960 as compared to $27,060 for the period from inception on June 18, 2013 through March 31, 2014.

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

As of March 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2015. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2015

Changes in internal controls over financial reporting

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

Changing Technologies Inc.

Date: April 23, 2014	BY: /s/ Matt Egna
Matt Egna
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director