Form 10-Q
period 2014-09-30
CHANGING TECHNOLOGIES, INC.
filed 2014-11-19
CIK 1581378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-190201

CHANGING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3004792
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

777 South Post Oak Lane, Suite 1700 Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 713-300-3806

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2014, 60,000,000 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Changing Technologies, Inc., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,560	$26,000
Total current assets	26,560	26,000

Intangible assets	65,000	—

TOTAL ASSETS	$91,560	$26,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,052	$28,187
Advances payable	—	26,000
Total current liabilities	64,052	54,187

Convertible notes payable, net of discount of $152,390 and $0, respectively	—	—
TOTAL LIABILITIES	64,052	54,187

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 stated value; 10,000,000 shares authorized; No shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 60,000,000 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	6,000	6,000
Additional paid-in capital	185,390	33,000
Common stock payable	—	—
Accumulated deficit from prior operations	—	—
Accumulated deficit	(163,882)	(67,187)
Total stockholders’ equity (deficit)	27,508	(28,187)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$91,560	$26,000

On August 11, 2014 the Company issued a five-for-one stock dividend, resulting in each shareholder receiving four additional shares of common stock for each share held on the record date. All share and per share amounts have been restated to reflect the stock dividend

The accompany notes are an integral part of these unaudited financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2014	2013

OPERATING EXPENSES
General and administrative expenses	96,695	1,262

LOSS FROM OPERATIONS	(96,695)	(1,262)

NET LOSS	$(96,695)	$(1,262)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.00)	$(0.00)

COMMON SHARES OUTSTANDING – Basic and diluted	60,000,000	45,000,000

On August 11, 2014 the Company issued a five-for-one stock dividend, resulting in each shareholder receiving four additional shares of common stock for each share held on the record date. All share and per share amounts have been restated to reflect the stock dividend

The accompany notes are an integral part of these unaudited financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid In		Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2014	60,000,000	$6,000	$33,000	$(67,187)	$(28,187)

Discount on issuance of convertible note payable	—	—	152,390	—	152,390
Net Loss	—	—	—	(96,695)	(96,695)

BALANCE, September 30, 2014	60,000,000	$6,000	$185,390	$(163,882)	$27,508

On August 11, 2014 the Company issued a five-for-one stock dividend, resulting in each shareholder receiving four additional shares of common stock for each share held on the record date. All share and per share amounts have been restated to reflect the stock dividend

The accompany notes are an integral part of these unaudited financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(96,695)	$(1,262)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,865	(1,400)

NET CASH USED IN OPERATING ACTIVITIES	(60,830)	(2,662)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Sumlin Technologies	(65,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(65,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	126,390	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	126,390	—

NET INCREASE (DECREASE) IN CASH	560	(2,662)

CASH, at the beginning of the period	26,000	8,900

CASH, at the end of the period	$26,560	$6,238

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$152,390	$—
Beneficial conversion on convertible note payable	$152,390	$—

The accompany notes are an integral part of these unaudited financial statements.

CHANGING TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General Organization and Business

Changing Technologies, Inc., a Florida corporation (the “Company”), was formed to develop apps primarily focused on improving personal and business productivity and health and fitness monitoring. To date, our only business activity has been the formation of our corporate entity, initiating the designing of our logo, and developing our business plan. The Company was incorporated on June 18, 2013. The Company’s year-end is June 30.

Note 2. Going Concern

As of September 30, 2014, the Company has generated net losses since inception of $98,795. For the three months ended September 30, 2014, the Company had a net loss of $96,695 and negative cash flow from operating activities of $60,830. As of September 30, 2014, the Company had negative working capital of $37,492. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the fiscal year ended June 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

Consolidated Financial Statements

The consolidated financial statements include the accounts and operations of Changing Technologies, Inc., and its wholly owned subsidiaries, 6th Dimension Technologies, Inc., a Texas corporation, and SumLin Technologies, LLC (collectively referred to as the “Company”). All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $26,560 and $26,000 at September 30, 2014 and June 30, 2014, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or September 30, 2014.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014 or June 30, 2014.

Revenue Recognition

The Company follows ASC 605, Revenue Recognition recognizing revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Financial Instruments

The Company’s balance sheet includes certain financial instruments, including cash, accounts payable and notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of September 30, 2014 and June 30, 2014 and the periods then ended on a recurring and nonrecurring basis:

September 30, 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

June 30, 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. As of  September 30, 2014 and June 30, 2014, the company has no commitments and contingencies.

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  We have not issued stock based compensation, however, management has reviewed the ASU and will apply valuations consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

Note 4. Advances

During the three months ended September 30, 2014, the Company received net, non-interest bearing advances from certain third parties totaling $126,390. On September 29, 2014, the accumulated advances, in the amount of $152,390, were refinanced to a third party in the form of a convertible note payable.  The total amount due under these advances as of September 30, 2014 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 5. Acquisition of SumLin

On July 25, 2014, 6th Dimension purchased SumLin Technologies, LLC (“SumLin”), a North Carolina corporation, for $150,000, to be paid over a five-month period. SumLin specializes in personalizing 3D printing for consumer end use. As of September 30, 2014, the Company has paid a total of $65,000 of the purchase price.  The Company is in the process of determining the allocation of the purchase price to assets and liabilities acquired. As of September 30, 2014, the $65,000 that has been paid has been allocated to intangible assets.

Note 6. Convertible Notes Payable

Advances Refinanced into Convertible Promissory Notes

During the three months ended September 30, 2014, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
September 30, 2014	September 30, 2016	10%	$0.50	$152,390	$152,390

Note 7. Stockholders’ Equity

Stock Dividend

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

Discount on Beneficial Conversion Feature of Convertible Notes Payable

During the year the company ended September 30, 2014 the Company issued convertible notes payable. At the time of the conversion we recorded a discount to convertible notes payable to reflect the beneficial conversion feature of the note.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
September 30, 2014	September 30, 2016	10%	$0.50	$152,390	$152,390

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of the new instrument was less than 10% from the present value of the remaining cash flows under the terms of the original note. No gain or loss on the modifications was required to be recognized.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features as show in the table above. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. Discounts to the Convertible Notes Payable are amortized to interest expense over the life of the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Changing Technologies, Inc., a Florida corporation, was incorporated on June 18, 2013. The Company’s year-end is June 30.

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

On July 25, 2014, 6th Dimension purchased SumLin Technologies, LLC (“SumLin”), a North Carolina corporation, for $150,000, to be paid over a five-month period. As of September 30, 2014 we have made cash payments of $65,000 for this acquisition. SumLin specializes in personalizing 3D printing for consumer end use. As a result of the acquisition of SumLin, the Company is no longer a shell company as of July 25, 2014.

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2014 on Form 10-K.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $96,695 and $1,262 for the three months ended  September 30, 2014 and 2013, respectively. The increase was due to an increased level of activity as a result of exiting the development stage.

Net Loss

We incurred a net loss of $96,695 for the three months ended September 30, 2014 as compared to $1,262 for the comparable period of 2013. The decrease in the net loss was the result of the increase in general and administrative expense discussed above.

Liquidity and Capital Resources

At September 30, 2014, we had cash on hand of $26,560. The company has negative working capital of $37,492 . Net cash used in operating activities for the three months ended September 30, 2014 was $60,830. Cash on hand is adequate to fund our operations for less than three months. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2014.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Changing Technologies, Inc.

Date: November 19, 2014	BY: /s/ Omar Durham
Omar Durham
CEO, Chairman