Form 10-K/A
period 2014-06-30
CHANGING TECHNOLOGIES, INC.
filed 2014-11-20
CIK 1581378

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

Yes ☑  No ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended June 30, 2014 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission on October 14, 2014.

Additionally, we corrected typographical errors in the Balance Sheets on page 12, under the section STOCKHOLDERS’ EQUITY (DEFICIT). The line item descriptions for Preferred Stock and Common Stock have been corrected to accurately state the number of shares authorized and the number of shares issued and outstanding as follows:

1. “Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and June 30, 2013.”

2. “Common Stock, $0.0001 par value; 250,000,000 shares authorized; 60,000,000 and 45,000,000 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively.”

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

Messineo & Co. CPAs, LLC

Clearwater, Florida

October 13, 2014

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,000	$8,900
Total current assets	26,000	8,900

TOTAL ASSETS	$26,000	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,187	$2,000
Advances payable	26,000	—
Total current liabilities	54,187	2,000

TOTAL LIABILITIES	54,187	2,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and June 30, 2013.	—	—
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 60,000,000 and 45,000,000 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively.	6,000	4,500
Additional paid-in capital	33,000	4,500
Accumulated deficit	(67,187)	(2,100)
Total stockholders’ equity (deficit)	(28,187)	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,000	$8,900

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (2), (3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 29, 2013.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Changing Technologies, Inc.

Date: November 20, 2014	BY: /s/ Omar Durham
Omar Durham
CEO, Chairman
Principal Executive Officer and
Principal Financial and Accounting Officer