Form 10-Q
period 2015-03-31
CHANGING TECHNOLOGIES, INC.
filed 2015-05-15
CIK 1581378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2015, 60,000,000 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	June 30, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,616	$26,000
Total current assets	1,616	26,000

Intangible assets	105,000	—

TOTAL ASSETS	$106,616	$26,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$198,994	$28,187
Advances payable	—	26,000
Total current liabilities	198,994	54,187

Accrued interest payable	10,268	—
Convertible notes payable, net of discount of $298,046 and $0, respectively	12,262	—
TOTAL LIABILITIES	221,524	54,187

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 stated value; 10,000,000 shares authorized; No shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 60,000,000 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	6,000	6,000
Additional paid-in capital	343,308	33,000
Accumulated deficit	(464,216)	(67,187)
Total stockholders’ deficit	(114,908)	(28,187)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$106,616	$26,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

OPERATING EXPENSES
General and administrative expenses	374,499	25,560	150,601	13,075

LOSS FROM OPERATIONS	$(374,499)	$(25,560)	$(150,601)	$(13,075)

OTHER INCOME (EXPENSE)
Interest expense	(22,530)	—	(13,878)	—
Total other income (expense)	(22,530)	—	(13,878)	—

NET LOSS	$(397,029)	$(25,560)	$(164,479)	$(13,075)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	60,000,000	10,489,473	60,000,000	12,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In		Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2014	60,000,000	$6,000	$33,000	$(67,187)	$(28,187)

Discount on issuance of convertible note payable	—	—	310,308	—	310,308
Net Loss	—	—	—	(397,029)	(397,029)

BALANCE, March 31, 2015	60,000,000	$6,000	$343,308	$(464,216)	$(114,908)

On August 11, 2014, the Company issued a five-for-one stock dividend, resulting in each shareholder receiving four additional shares of common stock for each share held on the record date. All share and per share amounts have been restated to reflect the stock dividend

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(397,029)	$(25,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	12,262	—
Accrued interest payable	10,268	—

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	170,807	(1,400)

NET CASH USED IN OPERATING ACTIVITIES	(203,692)	(26,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Sumlin Technologies	(105,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(105,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock for cash	—	30,000
Proceeds from advances	284,308	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	284,308	30,000

NET INCREASE (DECREASE) IN CASH	(24,384)	3,040

CASH, at the beginning of the period	26,000	8,900

CASH, at the end of the period	$1,616	$11,940

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$310,308	$—
Beneficial conversion feature of convertible note payable	$310,308	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Note 2. Going Concern

During the nine months ended March 31, 2015, the Company incurred net losses of $397,029. For the nine months ended March 31, 2015, the Company negative cash flow from operating activities of $203,692. As of March 31, 2015, the Company had negative working capital of $197,378. Management does not anticipate having positive cash flow from operations in the near future.

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

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which we will use to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended June 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $1,616 and $26,000 at March 31, 2015 and June 30, 2014, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or March 31, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

The following table presents assets that were measured and recognized at fair value as of March 31, 2015 and June 30, 2014 and the periods then ended on a recurring and nonrecurring basis:

March 31, 2015 Description	Level 1	Level 2	Level 3	Total Realized Loss
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

June 30, 2014 Description	Level 1	Level 2	Level 3	Total Realized Loss
	$—	$—	$—	$—
Totals	$—	$—	$—	$—

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. As of March 31, 2015 and June 30, 2014, the company has no commitments and contingencies.

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

Note 4. Advances

During the nine months ended March 31, 2015, the Company received net, non-interest bearing advances from certain third parties totaling $284,308. The total amount due under these advances as of March 31, 2015 was $0. These advances are not collateralized, non-interest bearing and are due on demand.

Note 5. Acquisition of SumLin

On July 25, 2014, 6th Dimension purchased SumLin Technologies, LLC (“SumLin”), a North Carolina limited liability corporation, for $150,000, to be paid over a five-month period. SumLin specializes in personalizing 3D printing for consumer end use. As of March 31, 2015, the Company has paid a total of $105,000 of the purchase price. The Company is in the process of determining the allocation of the purchase price to assets and liabilities acquired. As of March 31, 2015, the $105,000 that has been paid has been allocated to intangible assets.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014
Convertible note payable, dated September 30, 2014, bearing interest at 10% per annum, matures on September 30, 2016 and convertible into shares of common stock at $0.50 per share	$152,390	$—
Convertible note payable, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $0.41 per share	108,259	—
Convertible note payable, dated March 31, 2015, bearing interest at 10% per annum, matures on March 31, 2017 and convertible into shares of common stock at $0.09 per share	49,659
Total convertible notes payable	$310,308	$—

Less: discount on convertible notes payable	(298,046)	—
Convertible notes payable, net of discount	$12,262	$—

Advances Refinanced into Convertible Promissory Notes

During the three months ended March 31, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
September 30, 2014	September 30, 2016	10%	$0.50	$152,390	$152,390
December 31, 2014	December 31, 2016	10%	0.41	108,259	108,259
March 31, 2015	March 31, 2017	10%	0.09	49,659	49,659
Total				$310,308	$310,308

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

Discount on Beneficial Conversion Feature of Convertible Notes Payable

During the year the company ended March 31, 2015 the Company issued convertible notes payable. At the time of the conversion, we recorded a discount to convertible notes payable to reflect the beneficial conversion feature of the note.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
September 30, 2014	September 30, 2016	10%	$0.50	$152,390	$152,390
December 31, 2014	December 31, 2016	10%	0.41	108,259	108,259
March 31, 2015	March 31, 2017	10%	0.09	49,659	49,659
Total				$310,308	$310,308

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

Critical Accounting Policies

We prepare our Consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed Consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed Consolidated financial statements.

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

Results of Operations

Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014.

General and Administrative Expenses

We recognized general and administrative expense in the amount of $374,499 and $25,560 for the nine months ended  March 31, 2015 and 2014, respectively. The increase was due to increased professional fees as a result of expanding our operations.

Interest Expense

Interest expense increased from $0 for the nine months ended March 31, 2014 to $22,530 for the nine months ended March 31, 2015. Interest expense for the nine months ended March 31, 2015 included amortization of discount on convertible notes payable in the amount of $12,262, compared to $0 for the comparable period of 2014. The remaining amount is interest accrued on the Company’s convertible debt.

Net Loss

We incurred a net loss of $397,029 for the nine months ended March 31, 2015 as compared to $25,560 for the comparable period of 2014. The increase in the net loss was driven by the increase in general and administrative expenses discussed above.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $150,601 and $13,075 for the three months ended March 31, 2015 and ended 2014, respectively. This change is the result of increased professional fees as a result of expanding our operations.

Interest Expense

Interest expense increased from $0 for the three months ended March 31, 2014 to $13,878 for the three months ended March 31, 2015. This was due to interest on the company’s convertible notes and amortization of the discount on these notes.

Net Loss

We incurred a net loss of $164,479 for the three months ended March 31, 2015 as compared to $13,075 for the comparable period of 2014. The increase in the net loss was due to the increase in general and administrative expenses explained above.

Liquidity and Capital Resources

As of March 31, 2015, we had cash on hand of $1,616 and negative working capital of $197,378. Net cash used in operating activities for the nine months ended March 31, 2015 was $203,692. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended March 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 29, 2013.

(2)	Filed or furnished herewith.

(3)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Changing Technologies, Inc.

Date: May 15, 2015	BY: /s/ Omar Durham
Omar Durham
CEO, Chairman