Form 10-K
period 2015-06-30
CHANGING TECHNOLOGIES, INC.
filed 2015-10-13
CIK 1581378

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55495

CHANGING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3004792
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

777 South Post Oak Lane, Suite 1700 Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 713-300-3806

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.0010 par value	OTC Markets QB

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2014 was $12,300,000.

There were 60,000,000 shares of the Registrant’s common stock outstanding as of October 9, 2015.

CHANGING TECHNOLOGIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “CHGT,” “our,” and “us” refers to Changing Technologies, Inc., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

Changing Technologies, Inc., a Nevada corporation (the “Company”), was originally formed to develop apps primarily focused on improving personal and business productivity and health and fitness monitoring. The Company was incorporated on June 18, 2013. Our year-end is June 30.

On June 25, 2014, we formed a new subsidiary, 6th Dimension Technologies, Inc. (“6D3D”), a Texas corporation to pursue opportunities in the 3D printing market.

On July 25, 2014, 6D3D purchased SumLin Technologies, LLC (“SumLin”), a North Carolina corporation for $150,000 to be paid over a five-month period. SumLin specialized in personalizing 3D printing for consumer end use. As a result of the SumLin acquisition, the Company ceased being a shell company on July 25, 2014.

On July 27, 2014, the Board of Directors authorized ten millions shares of preferred stock.

On August 13, 2014, we issued a five-for-one stock dividend, where each shareholder at the close of business on July 21, 2014 received four additional shares of common stock for every share they held on the record date. The stock dividend was approved by our Board of Directors and stockholders holding a majority of our voting shares

On November 20, 2014, our board of directors designated 1,000,000 shares of Series E preferred stock, with a par value of $0.001 per share. On the same date, we issued 1,000,000 shares of preferred stock to Bordesley Group Corp. (“Bordesley”) for services provided. On the date of the transaction, Bordesley owned 45,000,000 shares of our common stock. They are a beneficial owner, as they own 75% of our outstanding common shares.

On June 24, 2015, we reincorporated from Florida to Nevada. Each shareholder in the Nevada company received one share of common stock for each share of common stock that they held in the Florida company.

Employees and Employment Agreements

The company has one employee. Our employees do not have written agreements. We have no collective bargaining agreements.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate offices at 777 South Post Oak Lane, Suite 1700, Houston, Texas 77056. Our telephone number is 713-300-3806.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “CHGT” in April 2014. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended June 30, 2015
Quarter ended June 30, 2015	$0.50	$0.16
Quarter ended March 31, 2015	$0.82	$0.16
Quarter ended December 31, 2014	$1.71	$0.23
Quarter ended September 30, 2014	$5.20	$0.11

Fiscal Year Ended June 30, 2014
Quarter ended June 30, 2014	$0.11	$0.11
Quarter ended March 31, 2014	$0.00	$0.00
Quarter ended December 31, 2013	$0.00	$0.00
Quarter ended September 30, 2013	$0.00	$0.00

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

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on October 9, 2015, as quoted by OTC Markets Group, Inc., was $0.089. There were 60,000,000 shares of common stock issued and outstanding as of October 9, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended June 30, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of June 30, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders.	—	—	—

Equity compensation plans not approved by security holders.	—	—	—

Total	—	—	—

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock. The Company’s common stock ranks senior to all other equity securities, including preferred stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

On November 20, 2014, our board of directors designated 1,000,000 shares of Series E preferred stock, with a par value of $0.001 per share. On the same date, we issued 1,000,000 shares of preferred stock to Bordesley Group Corp. (“Bordesley”) for services provided. On the date of the transaction, Bordesley owned 45,000,000 shares of our common stock. They are considered a beneficial owner, as they own 75% of our outstanding common shares.

Recent Sales of Unregistered Securities

None.

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

Background of our Company

Changing Technologies, Inc., a Nevada corporation (the “Company”), was incorporated in Florida on June 18, 2013. We reincorporated from Florida to Nevada on June 24, 2015. Our year-end is June 30.

The Company was formed to develop apps primarily focused on improving personal and business productivity and health and fitness monitoring. On June 25, 2014, we formed a new subsidiary, 6th Dimension Technologies, Inc. (“6D3D”), a Texas corporation to pursue opportunities in the 3D printing market.

Plan of Operations

We believe we do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of June 30, 2015, we had cash on hand of $1,346.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $636,541 for the year ended June 30, 2015. We had a working capital deficit of $223,193 as of June 30, 2015. We do not anticipate having positive net income in the immediate future. Net cash used by operating activities for the year ended June 30, 2015 was $286,461.

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

Fiscal year ended June 30, 2015 compared to the fiscal year ended June 30, 2014.

General and Administrative Expenses

We recognized general and administrative of $483,812 and $65,087 for the years ended June 30, 2015 and 2014, respectively. We incurred greater professional fees as we began to develop our 3D business plan, accounting for approximately $386,500 of the increase. We also incurred approximately $34,000 of expense related to communication with our shareholders and the public during the year ended June 30, 2015, versus none in the prior year.

Impairment of Intangible Assets

We recognized a loss for impairment of intangible assets of $115, 000 for the year ended June 30, 2015 as a result of the write down of intangible assets acquired in the acquisition of SumLin. There was no impairment loss incurred during the year ended June 30, 2014.

Interest Expense

Interest expense increased from $0 for the year ended June 30, 2014 to $37,729 for the year ended June 30, 2015. Interest expense for the year ended June 30, 2015 included $19,724 related to the amortization of the discount on convertible notes, compared to $0 for the comparable period of 2014. The remaining increase is the result of interest on convertible notes that we issued during the 2015 fiscal year.

Net Loss

We incurred a net loss of $636,541 for the year ended June 30, 2015 as compared to $65,087 for the comparable period of 2014. The increase in the net loss was primarily the result of increased general and administrative expense, impairment of intangible assets and interest expense on our convertible notes.

Liquidity and Capital Resources

As of the date of this filing, we had yet to generate any revenues from our business operations.

We anticipate needing approximately of $400,000 to fund our operations and to effectively execute our business plan over the next eighteen months. Currently available cash is not sufficient to allow us to commence full execution of our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

During the year ended June 30, 2015, we incurred a net loss of $636,541 and had negative cash flow from operations of $286,461. We raised the cash used in these activities from the sale of common stock and from advances. We currently have negative working capital of $223,193.

As of June 30, 2015, we had $1,346 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of June 30, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2015, the Company had a net loss of $636,541 and generated negative cash flow from operating activities of $286,461. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Changing Technologies, Inc.

Consolidated Financial Statements

June 30, 2015 and 2014

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Changing Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Changing Technologies, Inc. (“the Company”) as of June 30, 2015, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended. Changing Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of June 30, 2014 and for the year then ended, were audited by other auditors, whose report, dated October 13, 2014, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Changing Technologies, Inc. as of June 30, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2, which includes the raising of additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licenses or others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach

October 13, 2015

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Board of Directors and Stockholders

Changing Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Changing Technologies, Inc., a development stage entity, as of June 30, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Changing Technologies, Inc., a development stage entity, as of June 30, 2014 and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co. CPAs, LLC

Clearwater, Florida

October 13, 2014

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014
ASSETS

CURRENT ASSETS
Cash	$1,346	$26,000
Total current assets	1,346	26,000

TOTAL ASSETS	$1,346	$26,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$224,539	$28,187
Total current liabilities	224,539	28,187

Convertible notes payable, net of discount of $383,083 and $0, respectively	19,724	26,000
Accrued interest payable	18,004	—
TOTAL LIABILITIES	262,267	54,187

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 60,000,000 shares issued and outstanding at June 30, 2015 and June 30, 2014	60,000	60,000
Preferred Stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at June 30, 2015 and June 30, 2014, respectively	1,000	—
Additional paid-in capital	381,807	(21,000)
Accumulated deficit	(703,728)	(67,187)
Total stockholders’ deficit	(260,921)	(28,187)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,346	$26,000

The accompanying notes are an integral part of these consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2015	2014

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative expenses	483,812	65,087
Impairment of intangible assets	115,000	—
LOSS FROM OPERATIONS	(598,812)	(65,087)

OTHER INCOME (EXPENSE)
Interest expense	(37,729)	—
Total other income (expense)	(37,729)	—

NET LOSS	$(636,541)	$(65,087)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.01)	$(0.00)

COMMON SHARES OUTSTANDING – Basic and fully diluted	60,000,000	60,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, June 18, 2013	45,000,000	$45,000	—	$—	$(36,000)	$(2,100)	$6,900

Common stock issued for cash	15,000,000	15,000	—	—	15,000	—	30,000
Net loss	—	—	—	—	—	(65,087)	(65,087)

BALANCE, June 30, 2014	60,000,000	$60,000	—	$—	$(21,000)	$(67,187)	$(28,187)

Preferred stock issued for services	—	—	1,000,000	1,000	—	—	1,000
Discount on issuance of convertible note payable	—	—	—	—	402,807	—	402,807
Net loss	—	—	—	—	—	(636,541)	(636,541)

BALANCE, June 30, 2015	60,000,000	$60,000	1,000,000	$1,000	$381,807	$(703,728)	$(260,921)

The accompanying notes are an integral part of these consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(636,541)	$(65,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	19,724	—
Impairment of intangible assets	115,000	—
Preferred stock issued for services	1,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	196,352	26,187
Accrued interest payable	18,004	—
NET CASH USED IN OPERATING ACTIVITIES	(286,461)	(38,900)

INVESTING ACTIVITIES:
Acquisition of subsidiary	(115,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(115,000)	—

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	30,000
Proceeds from convertible notes	376,807	26,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	376,807	56,000

NET INCREASE (DECREASE) IN CASH	(24,654)	17,100

CASH, at the beginning of the year	26,000	8,900

CASH, at the end of the year	$1,346	$26,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$402,807	$—
Beneficial conversion discount on convertible note payable	$402,807	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Note 1. Background Information

Changing Technologies, Inc., a Nevada corporation (the “Company”), was formed to develop apps primarily focused on improving personal and business productivity and health and fitness monitoring. The Company was incorporated in Florida on June 18, 2013. Our year-end is June 30.

On June 25, 2014, we formed a new subsidiary, 6th Dimension Technologies, Inc. (“6D3D”), a Texas corporation to pursue opportunities in the 3D printing market.

On July 25, 2015, 6D3D purchases SumLin Technologies, LLC (“SumLin”), a North Carolina corporation for $150,000 to be paid over a five-month period. SumLin specialized in personalizing 3D printing for consumer end use. As a result of the SumLin acquisition, the Company ceased being a shell company on July 25, 2014.

Note 2. Going Concern

For the fiscal year ended June 30, 2015, we had a net loss of $636,541 and negative cash flow from operations of $286,461. As of June 30, 2015, we have negative working capital of $223,193.

These factors raise a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

We do not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, we will be unable to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement our business plan. Management will continue to seek out debt financing to obtain the capital required to meet our financial obligations. There is no assurance, however, that lenders will continue to advance capital to us or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about our ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to us that will be used to finance our future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that we will ultimately attain profitability. Ours long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and our ability to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC and using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Changing Technologies, Inc., and its wholly owned subsidiaries, 6th Dimension Technologies, Inc. and SumLin Technologies, LLC (collectively referred to as the “Company”). All material intercompany accounts and transactions are eliminated in consolidation.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. As of June 30, 2015, the Company concluded that it was appropriate to classify advances payable outstanding at June 30, 2014 as a convertible note payable based on the fact that the advances were refinanced into convertible notes payable subsequent to the year ended June 30, 2014. Accordingly, the Company had revised the classification to report these notes under noncurrent liabilities.

Cash

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $1,346 and $26,000 at June 30, 2015 and June 30, 2014, respectively. The Company did not have any cash equivalents as of June 30, 2015 and 2014.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. During the years ended June 30, 2015 and 2014, the Company recognized an impairment of long-lived assets of $115,000 and $0, respectively. See Note 4.

Beneficial Conversion Discount

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Deferred Income Taxes and Valuation Allowance

We account for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided deferred tax assets if it is more likely than not that we will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 and June 30, 2014.

Earnings (Loss) per Common Share

We compute basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing our net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Financial Instruments

Our balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

We follow subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. As of June 30, 2015 and June 30, 2014, the company has no commitments and contingencies.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term except as discussed below. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this guidance remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The June 2014 amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). The Company adopted these amendments effective July 1, 2014 and eliminated the relevant disclosures beginning with the issuance of their financial statements as of and for the period ended September 30, 2014. The adoption of these amendments only changed the disclosures in the financial statements. It had no effect on the Company’s financial position, results of operations or cash flow.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company plans to adopt this guidance effective July 1, 2017. The Company is currently evaluating the impact that the adoption of the above guidance could have on the Company’s financial position, results of operations or cash flow.

In November 2014, FASB issued ASU No. 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination. This ASU is effective for the first transaction within the scope of the accounting alternative that occurs in fiscal years beginning after December 15, 2015 and for interim and annual periods thereafter. If the first transaction occurs in a fiscal year beginning after December 15, 2016, then this is effective for the interim period that includes the date of the transaction and for interim and annual periods thereafter. This ASU will be effective for the Company for the first transaction within the scope of the ASU, which occurs after July 1, 2016. The Company cannot evaluate the impact of the adoption of this ASU unless or until such a transaction occurs.

Note 4. Acquisition of SumLin

On July 25, 2014, 6th Dimension purchased SumLin Technologies, LLC (“SumLin”), a North Carolina limited liability corporation, for $150,000, to be paid over a five-month period. SumLin specializes in personalizing 3D printing for consumer end use. As of June 30, 2015, we have paid $115,000 of the purchase price. As of June 30, 2015, the $115,000 paid for the acquisition has been allocated to intangible assets.

As of June 30, 2015, the Company determined that the intangible assets associated with the acquisition of SumLin were impaired for accounting purposes. As a result, the Company recognized a loss on impairment of intangible assets of $115,000 for the year ended June 30, 2015.

Note 5. Advances from Third Parties

During the year ended June 30, 2015, a third party advanced $376,807 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $402,807 of the advances into convertible notes with the same third party (See Note 8.). As of June 30, 2015 and June 30, 2014, there were no advances outstanding.

Note 6. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended June 30, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended June 30, 2015 and 2014 are as follows.

	June 30, 2015	June 30, 2014
Tax benefit at U.S. statutory rate	$182,539	$64,987
Less: amortization of beneficial conversion feature	(6,903)	—
Less: stock based compensation	(350)	—
Less: valuation allowance	(175,286)	(64,987)
Net tax benefit	$—	$—

As of June 30, 2015, we had tax net operating loss carryforwards of approximately $609,000.

Note 7. Convertible Notes Payable

Convertible notes payable consist of the following at June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
Convertible note, dated September 30, 2014, bearing interest at 10% per annum, maturing September 30, 2016 and convertible into shares of common stock at $0.50 per share	$152,390	$—
Convertible note, dated December 31, 2014, bearing interest at 10% per annum, maturing December 31, 2016 and convertible into shares of common stock at $0.41 per share	108,259	—
Convertible note, dated March 31, 2015, bearing interest at 10% per annum, maturing March 31, 2017 and convertible into shares of common stock at $0.09 per share	49,659	—
Convertible note, dated June 30, 2015, bearing interest at 10% per annum, maturing on June 30, 2017 and convertible into share of common stock at a rate of $0.09 per share	92,499	—
Total convertible notes payable	$402,807	$—

Less: discount on convertible notes payable	(383,083)	—
Convertible notes payable, net of discount	$19,724	$—

Advances Refinanced into Convertible Promissory Notes

During the year ended June 30, 2015, we signed convertible promissory notes to refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
September 30, 2014	September 30, 2016	10%	$0.50	$152,390
December 31, 2014	December 31, 2016	10%	0.41	108,259
March 31, 2015	March 31, 2017	10%	0.09	49,659
June 30, 2015	June 30, 2017	10%	0.09	92,499
Total				$402,807

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the note listed above and concluded that the revised terms constituted a debt extinguishment due to the addition of the conversion feature. No gain or loss on the extinguishment was required to be recognized since the carrying amount of the existing debt approximated its fair value.

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion discounts of $152,390 on September 30, 2014, $108,259 on December 31, 2014, $49,659 on March 31, 2015 and $92,499 on June 30, 2015. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the convertible notes payable. Discounts to the convertible notes payable are being amortized to interest expense over the life of the respective notes. During the years ended June 30, 2015 and 2014, we recorded amortization of discounts on convertible notes payable of $19,724 and $0, respectively.

Note 8. Shareholders’ Equity

Stock Dividend

On August 11, 2014, we issued a five-for-one stock dividend, where each shareholder at the close of business on July 21, 2014 received four additional shares of common stock for every share held on the record date. The stock dividend was approved by our Board of Directors and stockholders holding a majority of our voting shares. Ten millions shares of preferred stock were also authorized.

Preferred Stock

On November 20, 2014, our board of directors designated 1,000,000 shares of Series E preferred stock, with a stated value of $0.001 per share. The Series E preferred stock ranks subordinate to the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. The outstanding shares of Series E preferred stock have the right to take action by written consent or vote based on the number of votes equal to twice the number of votes of all outstanding shares of capital stock. As a result, the Series E preferred stock carries 66.67% voting control. On the same date, we issued 1,000,000 shares of preferred stock to Bordesley Group Corp. (“Bordesley”) for services provided. On the date of the transaction, Bordesley owned 45,000,000 shares of our common stock. They are considered a beneficial owner, as they own 75% of our outstanding common shares.

Note 9. Debt Commitments

During the next five years, we will need to repay $402,807 of principal due on our convertible notes. The repayment schedule is as follows:

	Year ending June 30,
	2016	2017	2018	2019	2020	Total
Acquisition of SumLin	$35,000	$—	$—	$—	$—	$35,000
Convertible notes	—	402,807	—	—	—	402,807
Total	$35,000	$402,807	$—	$—	$—	$437,807

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

On July 6, 2015, Messineo & Co, CPAs, LLC (“Messineo”) informed us that they had decided not to stand for reappointment as our independent registered accounting firm. Messineo’s report on the financial statements for the year ended June 20, 2014 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit score or accounting, except that the report contained an explanatory paragraph that stated that there was substantial doubt about our ability to continue as a going concern.

On July 8, 2015, we engaged Anton & Chia, LLP (“Anton & Chia”) of Newport Beach, California as our new independent registered public accounting firm. Prior to the engagement, we did not consult with Anton & Chia regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Anton & Chia, in either case where written or oral advice provided by Anton & Chia would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Disagreements with Accountants

None.

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

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2015

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

On June 24, 2015, we reincorporated from Florida to Nevada. Each shareholder in the Nevada company received one share of common stock for each share of common stock that they held in the Florida company.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Marco Valenzuela 777 South Post Oak Lane, Suite 1700 Houston, Texas 77056	34	CEO, President and Chairman

On June 8, 2015, Mr. Omar Durham resigned as our Chief Executive Officer, President, and Director to pursue other interests.

On the same date, Marco Valenzuela was appointed as CEO and a member of the board of directors. Mr. Valenzuela receives a salary of $42,000 per year and does not own any common stock. He does not have an employment contract with the Company.

Biographies

From 2010 to 2011, Mr. Valenzuela worked for several software companies as an environmental modeler and a 3D modeler. The companies that he worked for during that time were Gravity Jack Software, Critical Mass Interactive, Pint Bit Software, Meta 3D and Ronin Films. From 2011 until 2014, Mr. Valenzuela worked as a freelance artist and designer conceptualizing and producing 3D printable product designs for clients in various industries, including entertainment, oil and gas, advertising, education, medicine and jewelry. Since February 2015, Mr. Valenzuela has served as a consultant to the Company guiding its 3D printing subsidiary, 6th Dimension Technologies. Mr. Valenzuela has an associate’s degree in visual communication design from Austin Community College.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become executive officers or directors.

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

Our Board of Directors is comprised of solely of Mr. Valenzuela who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Valenzuela is paid $42,000 per year for his services to the company. He does not have a written employment agreement with the company.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended June 30, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Marco Valenzuela	2015	$ 13,080	—	—	—	—	—	—	$ 13,080
CEO	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—

Omar Durham	2015	$ 120,000	$ 2,000	—	—	—	—	—	$ 122,000
Former CEO	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—

Matt Egna	2015	—	—	—	—	—	—	—	—
Former CEO	2014	—	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)

Marco Valenzuela	—	—	—	—	—	—	—	—	—

Omar Durham	—	—	—	—	—	—	—	—	—

Matt Egna	—	—	—	—	—	—	—	—	—

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Marco Valenzuela. Mr. Valenzuela also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended June 30, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of October 9, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned

Bordesley Group Corp	45,000,000	75%
Calle 65 Este
San Francisco Local 35
Panama City, Republic of Panama

Marco Valenzuela	—	0%

All directors and executive officers as a group (1) person.	—	0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants for the years ended June 30, 2015 and 2014:

	2015	2014

Audit Fees	$9,500	$6,800

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$9,500	$6,800

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14.1	Code of ethics (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (2)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (2)

101	XBRL Interactive Data (2), (3)

______________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 29, 2013.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Changing Technologies, Inc.

Date: October 13, 2015	BY: /s/ Marco Valenzuela
Marco Valenzuela
CEO, President and Chairman