Form 10-Q
period 2015-09-30
CHANGING TECHNOLOGIES, INC.
filed 2015-11-23
CIK 1581378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55495

CHANGING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3004792
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

777 South Post Oak Lane, Suite 1700 Houston, TX	77056
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 17, 2015, 60,000,000 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Changing Technologies, Inc., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	June 30, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,459	$1,346
Accounts receivable	100	—
Total current assets	1,559	1,346

TOTAL ASSETS	$1,559	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$115,284	$224,539
Current portion of accrued interest payable	15,239	—
Current portion of convertible notes payable, net of discount of $134,744 and $0, respectively	17,646	—
Total current liabilities	148,169	224,539

Accrued interest payable	12,918	18,004
Convertible notes payable, net of discount of $452,892 and $383,083, respectively	14,146	19,724
TOTAL LIABILITIES	175,233	262,267

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 60,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015	60,000	60,000
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015	1,000	1,000
Additional paid-in capital	598,428	381,807
Accumulated deficit	(833,102)	(703,728)
Total stockholders’ deficit	(173,674)	(260,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,559	$1,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,
	2015	2014

REVENUE	$100	$—

OPERATING EXPENSES
General and administrative expenses	107,253	96,695

LOSS FROM OPERATIONS	$(107,153)	$(96,695)

OTHER INCOME (EXPENSE)
Interest expense	(22,221)	—
Total other income (expense)	(22,221)	—

NET LOSS	$(129,374)	$(96,695)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	60,000,000	60,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, June 30, 2015	60,000,000	$60,000	1,000,000	$1,000	381,807	$(703,728)	$(260,921)

Beneficial conversion discount on convertible notes payable	—	—	—	—	216,621	—	216,621
Net loss	—	—	—	—	—	(129,374)	(129,374)

BALANCE, September 30, 2015	60,000,000	$60,000	1,000,000	$1,000	$598,428	$(833,102)	$(173,674)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(129,374)	$(96,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	12,068	—

Changes in operating assets and liabilities:
Accounts receivable	(100)	—
Accounts payable and accrued liabilities	(109,255)	35,865
Accrued interest payable	10,153	—

NET CASH USED IN OPERATING ACTIVITIES	(216,508)	(60,830)

INVESTING ACTIVITIES
Acquisition of subsidiary	—	(65,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(65,000)

FINANCING ACTIVITIES
Proceeds from convertible notes	216,621	126,390
NET CASH PROVIDED BY FINANCING ACTIVITIES	216,621	126,390

NET INCREASE IN CASH	113	560

CASH, at the beginning of the period	1,346	26,000

CASH, at the end of the period	$1,459	$26,560

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Beneficial conversion discount on convertible note payable	$216,621	$152,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Note 1. General Organization and Business

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

On July 27, 2014, the Board of Directors authorized ten million shares of preferred stock.

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

Note 2. Going Concern

During the three months ended September 30, 2015, the Company incurred net losses of $129,374. For the three months ended September 30, 2015, the Company negative cash flow from operating activities of $216,508. As of September 30, 2015, the Company had negative working capital of $146,610. Management does not anticipate having positive cash flow from operating activities in the near future.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the SEC.

The results of operations for the three month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

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

Cash and Cash Equivalents

For the purpose of the consolidated financial statements, cash and cash equivalents include all highly liquid investments with maturity of three months or less. Cash was $1,459 and $1,346 at September 30, 2015 and June 30, 2015, respectively. The Company has no cash equivalents as of September 30, 2015 and June 30, 2015.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or September 30, 2015.

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

Financial Instruments

The Company’s consolidated balance sheets include certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. As of September 30, 2015 and June 30, 2015, the company has no commitments and contingencies.

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

Note 4. Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2015 and June 30, 2015:

	September 30, 2015	June 30, 2015
Convertible note dated September 30, 2014, bearing interest at 10% per annum, maturing on September 30, 2016 and convertible into shares of common stock at $0.50 per share	$152,390	$152,390
Convertible note dated December 31, 2014, bearing interest at 10% per annum, maturing on December 31, 2016 and convertible into shares of common stock at $0.41 per share	108,259	108,259
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing on March 31, 2017 and convertible into shares of common stock at $0.09 per share	49,659	49,659
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing on June 30, 2017 and convertible into shares of common stock at $0.09 per share.	92,499	92,499
Convertible note dated September 30, 2015, bearing interest at 10% per annum, maturing on September 30, 2018 and convertible into shares of common stock at $0.03 per share.	216,621	—
Total convertible notes payable	$619,428	$402,807

Less: discount on convertible notes payable	(587,636)	(383,083)
Less: current portion of convertible notes payable	(17,646)	—
Convertible notes payable, net of discount	$14,146	$19,724

All principal with accrued interest is payable on the maturity date. The notes are convertible into common stock of the Company at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

Convertible Promissory Notes issued

During the three months ended September 30, 2015, the Company received various advances from a third party, which were, as agreed with the third party at the inception, to be recorded as a convertible note payable at the end of the quarterly period.. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest at maturity. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
September 30, 2015	September 30, 2018	10%	$0.03	$216,621	$216,621
Total				$216,621	$216,621

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion discount of $216,621 on September 30, 2015. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the convertible notes payable. Discounts to the convertible notes payable are being amortized to interest expense over the life of the respective notes. During the three months ended September 30, 2015 and 2014, we recorded amortization of discounts on convertible notes payable of $12,068 and $0, respectively.

Note 5. Debt Commitments

	Twelve months ended September 30,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	$152,390	$250,417	$216,621	—	—	$619,428
Acquisition of SumLin	$35,000	—	—	—	—	$35,000
Total	$187,390	$250,417	$216,621	—	—	$654,428

Note 6. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, June 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

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

On July 27, 2014, the Board of Directors authorized ten million shares of preferred stock.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended June 30, 2015 on Form 10-K.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

We recognized $100 and $0 of revenue during the three months ended  September 30, 2015 and 2014, respectively. The revenue is related to the custom 3D printing of a machinery component.

General and Administrative Expenses

We recognized general and administrative expense in the amount of $107,253 and $96,695 for the three months ended  September 30, 2015 and 2014, respectively. The increase was due to increased professional fees as a result of expanding our operations.

Interest Expense

Interest expense increased from $0 for the three months ended September 30, 2014 to $22,221 for the three months ended September 30, 2015. Interest expense for the three months ended September 30, 2015 included amortization of discount on convertible notes payable in the amount of $12,068, compared to $0 for the comparable period of 2014. The remaining amount is interest accrued on our convertible debt.

Net Loss

We incurred a net loss of $129,374 for the three months ended September 30, 2015 as compared to $96,695 for the comparable period of 2014. The increase in the net loss was driven by increase in professional fees and interest expense, as discussed above.

Liquidity and Capital Resources

As of September 30, 2015, we had cash on hand of $1,459 and negative working capital of $146,610. Net cash used in operating activities for the three months ended September 30, 2015 was $216,508. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2)(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 29, 2013.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Changing Technologies, Inc.

Date: November 23, 2015	BY: /s/ Marco Valenzuela
Marco Valenzuela
CEO, President and Chairman