Form 10-Q
period 2015-12-31
CHANGING TECHNOLOGIES, INC.
filed 2016-02-19
CIK 1581378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 4, 2016, 60,000,000 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	June 30, 2015 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$589	$1,346
Accounts receivable	875	—
Total current assets	1,464	1,346

TOTAL ASSETS	$1,464	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$132,859	$224,539
Advances payable	4,390	—
Current portion of accrued interest payable	29,906	—
Current portion of convertible notes payable, net of discount of $220,022 and $0, respectively.	40,627	—
Total current liabilities	207,782	224,539

Accrued interest payable	13,864	18,004
Convertible notes payable, net of discount of $434,330 and $383,083, respectively	15,914	19,724
TOTAL LIABILITIES	237,560	262,267

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 60,000,000 and 60,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	60,000	60,000
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	1,000	1,000
Additional paid-in capital	689,893	381,807
Accumulated deficit	(986,989)	(703,728)
Total stockholders’ deficit	(236,096)	(260,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,464	$1,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

REVENUE	$1,269	$—	$1,169	$—

OPERATING EXPENSES
General and administrative expenses	221,947	223,898	114,694	127,203

LOSS FROM OPERATIONS	$(220,678)	$(223,898)	$(113,525)	$(127,203)

OTHER INCOME (EXPENSE)
Interest expense	(62,583)	(8,652)	(40,362)	(8,652)
Total other income (expense)	(62,583)	(8,652)	(40,362)	(8,652)

NET LOSS	$(283,261)	$(232,550)	$(153,887)	$(135,855)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended December 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(283,261)	$(232,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	36,817	4,811

Changes in operating assets and liabilities:
Accounts receivable	(875)	—
Accounts payable and accrued liabilities	(91,680)	83,042
Accrued interest payable	25,766	3,841

NET CASH USED IN OPERATING ACTIVITIES	(313,233)	(140,856)

INVESTING ACTIVITIES
Acquisition of subsidiary	—	(105,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(105,000)

FINANCING ACTIVITIES
Proceeds from advances	312,476	234,649
NET CASH PROVIDED BY FINANCING ACTIVITIES	312,476	234,649

NET DECREASE IN CASH	(757)	(11,207)

CASH, at the beginning of the period	1,346	26,000

CASH, at the end of the period	$589	$14,793

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$308,086	$260,649
Beneficial conversion discount on convertible note payable	$308,086	$260,649

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Note 2. Going Concern

During the six months ended December 31, 2015, the Company incurred net losses of $283,261. For the six months ended December 31, 2015, the Company had negative cash flow from operating activities of $313,233. As of December 31, 2015, the Company had negative working capital of $206,318. Management does not anticipate having positive cash flow from operating activities in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended June 30, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the SEC.

The results of operations for the six month period ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 4. Advances from Third Parties

During the six months ended December 31, 2015, a third party advanced $312,476 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $308,086 into convertible notes with the same third party. The total amount due under these advances as of December 31, 2015 was $4,390.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2015 and June 30, 2015:

	December 31, 2015	June 30, 2015
Convertible note dated September 30, 2014, bearing interest at 10% per annum, maturing on September 30, 2016 and convertible into shares of common stock at $0.50 per share	$152,390	$152,390
Convertible note dated December 31, 2014, bearing interest at 10% per annum, maturing on December 31, 2016 and convertible into shares of common stock at $0.41 per share	108,259	108,259
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing on March 31, 2017 and convertible into shares of common stock at $0.09 per share	49,659	49,659
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing on June 30, 2017 and convertible into shares of common stock at $0.09 per share.	92,499	92,499
Convertible note dated September 30, 2015, bearing interest at 10% per annum, maturing on September 30, 2018 and convertible into shares of common stock at $0.03 per share.	216,621	—
Convertible note dated December 31, 2015, bearing interest at 10% per annum, maturing on December 31, 2018 and convertible into shares of common stock at $0.02 per share.	91,465	—
Total convertible notes payable	$710,893	$402,807

Less: discount on convertible notes payable	(654,352)	(383,083)
Less: current portion of convertible notes payable	(40,627)	—
Convertible notes payable, net of discount	$15,914	$19,724

Advances Refinanced into Convertible Promissory Notes

During the three months ended December 31, 2015, the Company has signed Convertible Promissory Notes that refinance non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
September 30, 2015	September 30, 2018	10%	$0.03	$216,621	$216,621
January 4, 2016	December 31, 2018	10%	$0.02	$91,465	$91,465
Total				$308,086	$308,086

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

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion discounts of $216,621 and $91,465 on September 30, 2015 and December 31, 2015, respectively. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the convertible notes payable. Discounts to the convertible notes payable are being amortized to interest expense over the life of the respective notes. During the six months ended December 31, 2015 and June 30, 2015, we recorded amortization of discounts on convertible notes payable of $36,817 and $4,811, respectively.

Note 6. Debt Commitments

	Twelve months ended December 31,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	$260,649	$142,158	$308,086	—	—	$710,893
Acquisition of SumLin	$35,000	—	—	—	—	$35,000
Total	$295,649	$142,158	$308,086	—	—	$745,893

Note 7. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal quarter December 31, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

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

Results of Operations

Six months ended December 31, 2015 compared to the six months ended December 31, 2014.

Revenue

We recognized $1,269 and $0 of revenue during the six months ended  December 31, 2015 and 2014, respectively. We began selling 3D models and 3D printed parts during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expense in the amount of $221,947 and $223,898 for the six months ended  December 31, 2015 and 2014, respectively. The decrease was due to a $10,493 reduction in professional fees, which was partially offset by an increase in rent expense.

Interest Expense

Interest expense increased from $8,652 for the six months ended December 31, 2014 to $62,583 for the six months ended December 31, 2015. Interest increased to higher average balances of our convertible notes payable.

Interest expense for the six months ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $36,817, compared to $4,811 for the comparable period of 2014. The remaining amount is interest accrued on our convertible debt.

Net Loss

We incurred a net loss of $283,261 for the six months ended December 31, 2015 as compared to $232,550 for the comparable period of 2014. The increase in the net loss was driven by the increase in interest expense, as discussed above.

Three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Revenue

We recognized $1,169 and $0 of revenue during the three months ended December 31, 2015 and 2014, respectively. The revenue is related to the custom 3D modeling and 3D.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $114,694 and $127,203 for the three months ended December 31, 2015 and ended 2014, respectively. This decrease is the result of a $20,932 decrease in professional fees, which is offset by increases in rent and investor relations expenses.

Interest Expense

Interest expense increased from $8,652 for the three months ended December 31, 2014 to $40,362 for the three months ended December 31, 2015. Interest increased to higher average balances of our convertible notes payable.

Interest expense for the three months ended December 31, 2015 included amortization of discount on convertible notes payable for $24,749, compared to $4,811 for the comparable period of 2014. The remaining amount is interest accrued on our convertible debt.

Net Loss

We incurred a net loss of $153,887 for the three months ended December 31, 2015 as compared to $135,855 for the comparable period of 2014. The increase in the net loss was due to the increase in the aforementioned increase in interest expense.

Liquidity and Capital Resources

As of December 31, 2015, we had cash on hand of $589 and negative working capital of $206,318. Net cash used in operating activities for the six months ended December 31, 2015 was $313,233. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended December 31, 2015.

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

Changing Technologies, Inc.

Date: February 19, 2016	BY: /s/ Marco Valenzuela
Marco Valenzuela
CEO, President and Chairman