Form 10-Q
period 2016-03-31
CHANGING TECHNOLOGIES, INC.
filed 2016-06-22
CIK 1581378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55495

CHANGING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3004792
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

14173 Norwest Freeway #240 Houston, TX	77040
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 17, 2016, 60,605,849 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,727	$1,346
Prepaid expenses	1,375	—
Total current assets	13,102	1,346

TOTAL ASSETS	$13,102	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,023	$224,539
Advances payable	4,390	—
Current portion of accrued interest payable	36,651	—
Current portion of convertible notes payable, net of discount of $234,343 and $0, respectively.	70,306	—
Total current liabilities	250,370	224,539

Accrued interest payable	20,110	18,004
Convertible notes payable, net of discount of $448,808 and $383,083, respectively	20,991	19,724
TOTAL LIABILITIES	291,471	262,267

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 60,605,849 and 60,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	60,606	60,000
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	1,000	1,000
Additional paid-in capital	853,028	381,807
Accumulated deficit	(1,193,003)	(703,728)
Total stockholders’ deficit	(368,253)	(260,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,102	$1,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

REVENUE	$2,330	$—	$1,061	$—

OPERATING EXPENSES
General and administrative expenses	326,748	374,499	104,801	150,601
LOSS FROM OPERATIONS	$(324,418)	$(374,499)	$(103,740)	$(150,601)

OTHER INCOME (EXPENSE)
Interest expense	(164,857)	(22,530)	(102,274)	(13,878)
Total other income (expense)	(164,857)	(22,530)	(102,274)	(13,878)

NET LOSS	$(489,275)	$(397,029)	$(206,014)	$(164,479)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	60,019,243	60,000,000	60,058,151	60,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, June 30, 2015	60,000,000	$60,000	1,000,000	$1,000	$381,807	$(703,728)	$(260,921)

Common stock issued for debt conversion	605,849	606	—	—	53,921	—	54,527
Discount on convertible note payable	—	—	—	—	417,300	—	417,300
Net loss	—	—	—	—	—	(489,275)	(489,275)

BALANCE, March 31, 2016	60,605,849	$60,606	1,000,000	$1,000	$853,028	$(1,193,003)	$(368,253)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended March 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(489,275)	$(397,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	121,232	12,262

Changes in operating assets and liabilities:
Prepaid expenses	(1,375)	—
Accounts payable and accrued liabilities	(85,516)	170,807
Accrued interest payable	43,625	10,268

NET CASH USED IN OPERATING ACTIVITIES	(411,309)	(203,692)

INVESTING ACTIVITIES
Acquisition of subsidiary	—	(105,000)
NET CASH USED IN INVESTING ACTIVITIES	—	(105,000)

FINANCING ACTIVITIES
Proceeds from advances	381,690	284,308
Proceeds from convertible notes	40,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	421,690	284,308

NET INCREASE (DECREASE) IN CASH	10,381	(24,384)

CASH, at the beginning of the period	1,346	26,000

CASH, at the end of the period	$11,727	$1,616

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Conversion of convertible note payable	$54,527	$—
Refinancing of advances into convertible notes payable	$377,300	$310,308
Beneficial conversion discount on convertible note payable	$417,300	$310,308
Original issue discount on convertible note payable	$4,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Note 2. Going Concern

During the nine months ended March 31, 2016, the Company incurred net losses of $489,275. For the nine months ended March 31, 2016, the Company had negative cash flow from operating activities of $411,309. As of March 31, 2016, the Company had negative working capital of $237,268. Management does not anticipate having positive cash flow from operating activities in the near future.

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

The results of operations for the nine month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending June 30, 2016.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company is required to adopt the provisions of ASU 2015-03 beginning with the fiscal year ending June 30, 2017. The Company is currently evaluating the impact that the adoption of ASU No. 2015-03 will have on their financial position and results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company is required to adopt the provisions of ASU No. 2016-02 beginning with the fiscal year ending June 30, 2020. Early application is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on their financial position and results of operations.

Note 4. Advances from Third Parties

During the nine months ended March 31, 2016 and 2015, the Company received net, non-interest bearing advances totaling $381,690 and $284,308, respectively. These advances are not collateralized, non-interest bearing and payable on demand. These advances are typically converted into convertible notes payable on a quarterly basis as discussed in Note 5 below. The total amount due under these advances as of March 31, 2016 and June 30, 2015 was $4,390 and $0, respectively, which remains as a non-interest bearing demand payable.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Convertible note dated September 30, 2014, bearing interest at 10% per annum, maturing on September 30, 2016 and convertible into shares of common stock at $0.50 per share	$152,390	$152,390
Convertible note dated December 31, 2014, bearing interest at 10% per annum, maturing on December 31, 2016 and convertible into shares of common stock at $0.41 per share	108,259	108,259
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing on March 31, 2017 and convertible into shares of common stock at $0.09 per share	—	49,659
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing on June 30, 2017 and convertible into shares of common stock at $0.09 per share.	92,499	92,499
Convertible note dated September 30, 2015, bearing interest at 10% per annum, maturing on September 30, 2018 and convertible into shares of common stock at $0.03 per share.	216,621	—
Convertible note dated January 4, 2016, effective December 31, 2015, bearing interest at 10% per annum, maturing on December 31, 2018 and convertible into shares of common stock at $0.02 per share.	91,465	—
Convertible note dated February 19, 2016, bearing interest at 5% per annum, maturing on February 19, 2017 and convertible into shares of common stock at a 48% discount to the lowest market price over the preceding 20 trading days.	44,000	—
Convertible note dated March 31, 2016, bearing interest per annum, maturing on March 31, 2019, and convertible into shares of common stock at a 60% discount to the volume weighted average price over the preceding 5 trading days, with a minimum conversion rate of $0.01 per share.	69,214	—
Total convertible notes payable	$774,448	$402,807

Less: discount on convertible notes payable	(683,151)	(383,083)
Less: current portion of convertible notes payable	(70,306)	—
Convertible notes payable, net of discount	$20,991	$19,724

Advances Refinanced into Convertible Promissory Notes

During the nine months ended March 31, 2016, the Company has signed Convertible Promissory Notes to convert non-interest bearing advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest at maturity. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
September 30, 2015	September 30, 2018	10%	$0.03	$216,621	$216,621
January 4, 2016	December 31, 2018	10%	0.02	91,465	91,465
March 31, 2016	March 31, 2019	10%	60% discount	69,214	69,214
Total				$377,300	$421,300

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the notes listed above and concluded that there was no modification or extinguishment of debt. On an ongoing basis, non-interest bearing advances are received throughout the quarter and converted to a convertible note payable on a quarterly basis.

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The convertible notes dated September 30, 2015 and January 4, 2016 have a fixed conversion rate and adequate authorized, unissued shares for the conversion requested by the holder. The convertible note dated March 31, 2016 has a minimum conversion rate of $0.01 and adequate authorized, unissued shares for any conversion requested by the holder. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion discounts of $216,621, $91,465 and $69,214 on September 30, 2015, January 4, 2016 and March 31, 2016, respectively. We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the convertible notes payable. Discounts to the convertible notes payable are being amortized to interest expense over the life of the respective notes using the effective interest method. During the nine months ended March 31, 2016 and 2015, we recorded amortization of discounts on convertible notes payable of $121,232 and $12,262, respectively.

Convertible Promissory Notes Issued for Cash

On February 19, 2016, we signed a convertible promissory note with a face value of $44,000. The note has a $4,000 original issue discount. It bears interest at 5% per annum and is due on February 19, 2017. The noteholder has the right to convert the note into shares of our common stock at a 48% discount to the lowest price of our stock over the preceding 20 trading days beginning six months after the issuance of the note.

We evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability, because the note is not convertible until August 19, 2016.

We then evaluated the conversion feature for a beneficial conversion discount. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion discounts of $40,000 on February 19, 2016.  We recorded the beneficial conversion discount as an increase in additional paid-in capital and a discount to the convertible notes payable. Discounts to the convertible notes payable are being amortized to interest expense over the life of the respective notes.

Note 6. Debt Commitments

	Year ending March 31,
	2016	2017	2018	2019	2020	Total
Convertible notes payable	$304,649	$92,499	$377,300	—	—	$774,448
Acquisition of SumLin	$35,000	—	—	—	—	$35,000
Total	$339,649	$92,499	$377,300	—	—	$809,448

Note 7. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal quarter, March 31, 2016, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

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

Results of Operations

Nine months ended March 31, 2016 compared to the nine months ended March 31, 2015.

Revenue

We recognized $2,330 and $0 of revenue during the nine months ended  March 31, 2016 and 2015, respectively. We began selling 3D models and 3D printed parts during the current fiscal year.

General and Administrative Expenses

We recognized general and administrative expense in the amount of $326,748 and $374,499 for the nine months ended  March 31, 2016 and 2015, respectively. The decrease was due to a reduction in professional fees in the current year.

Interest Expense

Interest expense increased from $22,530 for the nine months ended March 31, 2015 to $164,857 for the nine months ended March 31, 2016. Interest increased to higher average balances of our convertible notes payable.

Interest expense for the nine months ended March 31, 2016 included amortization of discount on convertible notes payable in the amount of $121,232, compared to $12,262 for the comparable period of 2015. The remaining amount is interest accrued on our convertible debt.

Net Loss

We incurred a net loss of $489,275 for the nine months ended March 31, 2016 as compared to $397,029 for the comparable period of 2015. The increase in the net loss was driven by the increase in interest expense, as discussed above.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Revenue

We recognized $1,061 and $0 of revenue during the three months ended  March 31, 2016 and 2015, respectively. The revenue is related to the custom 3D modeling and 3D.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $104,801 and $150,601 for the three months ended March 31, 2016 and ended 2015, respectively. This decrease is the result of decrease in professional fees.

Interest Expense

Interest expense increased from $13,878 for the three months ended March 31, 2015 to $102,274 for the three months ended March 31, 2016. Interest increased to higher average balances of our convertible notes payable.

Interest expense for the three months ended March 31, 2016 included amortization of discount on convertible notes payable in the amount of $84,415, compared to $7,451 for the comparable period of 2015. The remaining amount is interest accrued on our convertible debt.

Net Loss

We incurred a net loss of $206,014 for the three months ended March 31, 2016 as compared to $164,479 for the comparable period of 2015. The increase in the net loss was due to the increase in the aforementioned increases in interest expense.

Liquidity and Capital Resources

As of March 31, 2016, we had cash on hand of $11,727 and negative working capital of $237,268. Net cash used in operating activities for the nine months ended March 31, 2016 was $411,309. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of March 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of March 31, 2016, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of March 31, 2016, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the Registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2)(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on July 29, 2013.

(2)	Filed or furnished herewith.

(3)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Changing Technologies, Inc.

Date: June 22, 2016	BY: /s/ Marco Valenzuela
Marco Valenzuela
CEO, President and Chairman