Form 10-Q/A
period 2016-03-31
CHANGING TECHNOLOGIES, INC.
filed 2016-06-24
CIK 1581378

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2016 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on June 22, 2016.

Additionally, we corrected two typographical errors as follows:

1.  Consolidated Balance Sheets, page 4, under the section “STOCKHOLDERS’ DEFICIT”, the line item labeled “Accumulated deficit”, under the “March 31, 2016” column heading, the incorrect amount of “368,253” has been corrected to “278,369“.

2. Consolidated Statement of Changes in Stockholders’ Deficit, page 6, the line item labeled “BALANCE, March 31, 2016”, under the “Total” column heading, the incorrect amount of “368,253” has been corrected to “278,369“.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,727	$1,346
Prepaid expenses	1,375	—
Total current assets	13,102	1,346

TOTAL ASSETS	$13,102	$1,346

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,023	$224,539
Advances payable	4,390	—
Current portion of accrued interest payable	36,651	—
Current portion of convertible notes payable, net of discount of $234,343 and $0, respectively.	70,306	—
Total current liabilities	250,370	224,539

Accrued interest payable	20,110	18,004
Convertible notes payable, net of discount of $448,808 and $383,083, respectively	20,991	19,724
TOTAL LIABILITIES	291,471	262,267

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 480,000,000 shares authorized; 60,605,849 and 60,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	60,606	60,000
Preferred stock, $0.001 par value; 20,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	1,000	1,000
Additional paid-in capital	853,028	381,807
Accumulated deficit	(1,193,003)	(703,728)
Total stockholders’ deficit	(278,369)	(260,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,102	$1,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

REVENUE	$2,330	$—	$1,061	$—

OPERATING EXPENSES
General and administrative expenses	326,748	374,499	104,801	150,601
LOSS FROM OPERATIONS	$(324,418)	$(374,499)	$(103,740)	$(150,601)

OTHER INCOME (EXPENSE)
Interest expense	(164,857)	(22,530)	(102,274)	(13,878)
Total other income (expense)	(164,857)	(22,530)	(102,274)	(13,878)

NET LOSS	$(489,275)	$(397,029)	$(206,014)	$(164,479)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	60,019,243	60,000,000	60,058,151	60,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHANGING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Series E Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE, June 30, 2015	60,000,000	$60,000	1,000,000	$1,000	$381,807	$(703,728)		$(260,921)

Common stock issued for debt conversion	605,849	606	—	—	53,921	—		54,527
Discount on convertible note payable	—	—	—	—	417,300	—		417,300
Net loss	—	—	—	—	—	(489,275)		(489,275)

BALANCE, March 31, 2016	60,605,849	$60,606	1,000,000	$1,000	$853,028	$(1,193,003)	$	(278,369)

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

Changing Technologies, Inc.

Date: June 24, 2016	BY: /s/ Marco Valenzuela
Marco Valenzuela
CEO, President and Chairman